Form 10-Q
period 2026-03-31
Spring Valley Acquisition Corp. IV
filed 2026-05-15
CIK 2098242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43040

SPRING VALLEY ACQUISITION CORP. IV

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-43110	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4030 Maple Avenue, Suite 500	75219
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

(214) 308-5230
(Registrant’s telephone number, including area code)

2100 McKinney Ave., Suite 1675 Dallas, Texas 75201
(Former name or former address, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	SVIVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SVIV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SVIVW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 13, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash	$1,082,349	$—
Prepaid expenses	2,513	25,000
Prepaid insurance	75,000	—
Total Current Assets	1,159,862	25,000
Investments held in Trust Account	231,075,102	—
Long-term prepaid insurance	62,500	—
Deferred offering costs	—	58,225
Total Assets	$232,297,464	$83,225

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$87,233	$36,561
Accrued offering costs	75,000	58,225
Promissory note - related party	—	10,420
Total Current Liabilities	162,233	105,206
Deferred underwriting fee payable	9,200,000	—
Total Liabilities	9,362,233	105,206

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.04 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	231,021,347	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(8,086,883)	(46,981)
Total Shareholders’ Deficit	(8,086,116)	(21,981)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,297,464	$83,225
(1)

Includes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the holders depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). On February 11, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Formation, general and administrative costs	$184,799
Loss from operations	(184,799)

Other income:
Interest earned on investments held in Trust Account	1,075,102
Other income	1,075,102

Net income	$890,303

Weighted average shares outstanding, Class A ordinary shares outstanding	12,404,494

Basic net income per share, Class A ordinary shares outstanding	$0.05

Weighted average shares outstanding, Class A ordinary shares outstanding	12,404,494

Diluted net income per share, Class A ordinary shares outstanding	$0.04

Weighted average shares outstanding, Class B ordinary shares outstanding (1)	7,205,993

Basic net income per share, Class B non-redeemable ordinary shares	$0.05

Weighted average shares outstanding, Class B ordinary shares outstanding (1)	7,666,667

Diluted net income per share, Class B non-redeemable ordinary shares	$0.04
(1)

On February 11, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of this unaudited condensed financial statement.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares(1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	7,666,667	$767	$24,233	$(46,981)	$(21,981)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,418,692)	(8,930,205)	(17,348,897)

Sale of 7,046,111 Private Placement Warrants	—	—	—	—	6,341,500	—	6,341,500

Fair Value of Public Warrants at issuance	—	—	—	—	2,202,250	—	2,202,250

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(149,291)	—	(149,291)

Net income	—	—	—	—	—	890,303	890,303

Balance as of March 31, 2026	—	$—	7,666,667	$767	$—	$(8,086,883)	$(8,086,116)
(1)

On February 11, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of this unaudited condensed financial statement.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$890,303
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,075,102)
Payment of operation costs through promissory note	31,000
Changes in operating assets and liabilities:
Prepaid expenses	22,487
Accrued expenses	50,672
Prepaid insurance	(137,500)
Net cash used in operating activities	(218,140)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placements Warrants	6,341,500
Repayment of promissory note – related party	(132,234)
Payment of offering costs	(308,777)
Net cash provided by financing activities	231,300,489

Net Change in Cash	1,082,349
Cash – Beginning of period	—
Cash – End of period	$1,082,349

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$90,814
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of this unaudited condensed financial statement.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Spring Valley Acquisition Corp. IV (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on October 9, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 9, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Spring Valley Acquisition IV Sponsor, LLC (the “Sponsor”). The registration statements for the Company’s Initial Public Offering became effective on January 30, 2026. On February 11, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,046,111 Private Placement Warrants (the “Private Placement Warrants”) to the Sponsor and to Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), and Clear Street LLC (“Clear Street”), the representative of the underwriters of the Initial Public Offering, at a price of $0.90 per warrant, generating gross proceeds of $6,341,500. Of those 7,046,111 Private Placement Warrants, the Sponsor purchased 4,490,555 Private Placement Warrants and the underwriters purchased 2,555,556 Private Placement Warrants. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs amounted to $14,274,591, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee and $474,591 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on February 11, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Securities, was held in a trust account (“Trust Account”) and invested or held in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 24 months after the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or such later

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

time as provided for in any amendment to the Company’s Amended and Restated Memorandum and Articles of Association (an “Extension Period”), subject to applicable law, the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s public warrants. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Initial Shareholders have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company fails to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or during any Extension Period, subject to applicable law or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the prescribed timeframe. In addition, the Initial Shareholders have agreed to vote any Founder Shares held by them in favor of the initial Business Combination.

The Company has until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, including interest earned on the funds held in the

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to the Company to pay its taxes, if any, divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial amount held in the Trust Account ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

The Company’s liquidity needs up to February 11, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of March 31, 2026, the Company had $1,082,349 in cash and had working capital surplus of $997,629.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $0.90 per warrant. Such private warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 13, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,082,349 and $0 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2026, the assets held in the Trust Account were in money market funds.

The Company has the right to withdraw funds for working capital limited to up to 5% of the interest earned on the Trust Account. As of March 31, 2026 and December 31, 2025 the Company has $53,755 and $0 available for withdrawal and has not withdrawn any funds from the Trust Account for working capital, respectively.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“FASB ASC 740”). FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. FASB ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented and outstanding. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,202,250)
Class A ordinary shares issuance cost	(14,125,300)
Plus:
Remeasurement of carrying value to redemption value	17,348,897
Class A ordinary shares subject to possible redemption, March 31, 2026	$231,021,347

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,750,000 Public Warrants and 7,046,111 Private Placement Warrants currently outstanding as of March 31, 2026. There were no Warrants outstanding as of December 31, 2025.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For The Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$563,156	$327,147
Denominator:
Weighted-average shares outstanding	12,404,494	7,205,993
Basic net income per share	$0.05	$0.05

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

	For The Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$550,230	$340,073
Denominator:
Weighted-average shares outstanding	12,404,494	7,666,667
Diluted net income per share	$0.04	$0.04

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on February 11, 2026, the Company sold 23,000,000 Units, including 3,000,000 Units for the full close of the underwriters’ overallotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable public warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on February 11, 2026, the Sponsor purchased 4,490,555 Private Placement Warrants at a price of $0.90 per warrant, generating gross proceeds of $4,041,500 in the aggregate. The underwriters have used a portion of their underwriting discount and commission and purchased an aggregate of 2,555,556 Private Placement Warrants at a price of $0.90 per warrant, generating gross proceeds of $2,300,000 in the aggregate.

Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 27, 2025, the Sponsor and independent directors (“Initial Shareholders”) paid $25,000, or approximately $0.003 per share to cover certain of the Company’s offering and formation costs in exchange for 7,666,667 Class B ordinary shares (the “Founder Shares”) issued to the Initial Shareholders. The Sponsor holds 7,546,667 Founder Shares, and each of the three independent directors holds 40,000 Founder Shares.

The Founder Shares included an aggregate of up to 1,000,000 shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares collectively represent 25% of the Company’s issued and outstanding shares at the completion of the Initial Public Offering. On February 11, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On November 7, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2026 or (i) the consummation of the Initial Public Offering. The company had borrowed $132,234 under the Promissory Note, which was repaid at the closing of the Initial Public Offering on February 11, 2026. Borrowings under the Promissory Note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.90 per warrant. As of March 31, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on February 9, 2026, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for office space and administrative support. The Company incurred $45,000 in such fees included as general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2026. As of March 31, 2026, $45,000 is included in accrued expenses on the accompanying unaudited condensed balance sheet.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the Initial Public Offering, and the Class A ordinary shares underlying such Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. On February 11, 2026, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were entitled to a cash underwriting discount of $4,600,000, which was paid in cash to the underwriters at the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,200,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of public shares in connection with the consummation of a Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 an December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, (excluding the 23,000,000 and no shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,000,000 shares were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of Founder Shares would equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 11, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Warrants — As of March 31, 2026, there were 12,796,111 Warrants outstanding, including 5,750,000 of Public Warrants and 7,046,111 of Private Placement Warrants. As of December 31, 2025, there were no Warrants outstanding.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire seven years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the public warrants on a cashless basis. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption as described in this paragraph, its management will have the option to require any holder that wishes to exercise his, her or its warrant following the notice of redemption to do so on a cashless basis. In the case of such a cashless exercise, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in the preceding sentence shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of redemption is sent to the holders of the public warrants.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

If its management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case.

The Company has established the $18.00 per share (as adjusted) redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the public warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each Public Warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price as well as the $11.50 Public Warrant exercise price after the redemption notice is issued.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to either of the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its Initial Business Combination on the date of the completion of its Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the public warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$231,075,102	$—

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The fair value of the public warrants is $2,202,250 or approximately $0.38 per public warrant. The fair value of public warrants was determined using Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

February 11, 2026
Underlying stock price	$9.99
Exercise price	$11.50
Volatility	5.0%
Remaining term (years)	7.00
Risk-free rate	3.88%
Black-Scholes value	$1.34
Pre-adjusted value per share	$1.33
Implied market value adjustment	28.80%

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics below.

	March 31,	December 31,
	2026	2025
Investments held in Trust Account	$231,075,102	$—
Cash	$1,082,349	$—

For the Three Months
Ended March 31, 2026
Formation, general and administrative costs	$184,799
Interest earned on investments held in Trust Account	$1,075,102

The CODM reviews interest earned investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews general and administrative fees to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative fees to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative fees reported on the unaudited condensed statement of operation, are the significant segment expenses provided to the CODM on a regular basis.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the Proposed Public Offering.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date, up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 29, 2026, the Company withdrew $53,755 from the Trust Account for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Spring Valley Acquisition Corp. IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Spring Valley Acquisition IV Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 9, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $890,303, which consists of formation, general and administrative costs of $184,799, offset by interest income on investments held in the Trust Account of $1,075,102.

Liquidity and Capital Resources

On February 11, 2026, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,046,111 Private Placement Warrants to the Sponsor and the representative of the underwriters of the Initial Public Offering, at a price of $0.90 per warrant, generating gross proceeds of $6,341,500.

Following the Initial Public Offering, exercise of over-allotment option in full, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred $14,274,591, consisting of $4,600,000 cash underwriting fee, $9,200,000 of deferred underwriting fee and $474,591 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $218,140. Net income of $890,303 was affected by interest earned on investments held in the Trust Account of $1,075,102 and payment of operation costs through promissory note of $31,000. Changes in operating assets and liabilities used $64,341 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $231,075,102 (including approximately $1,075,102 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,082,349. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.90 per warrant. The units would be identical to the Private Placement Warrants. As of March 31, 2026, there were no amounts outstanding under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The underwriters were entitled to a cash underwriting discount of $4,600,000, which was paid in cash to the underwriters at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $9,200,000 in the aggregate.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2026, the Company consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Cohen & Company Capital Markets acted as lead book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-292884). The Securities and Exchange Commission declared the registration statements effective on January 28, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,046,111 Private Placement Warrants to the Sponsor and to Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), and Clear Street LLC (“Clear Street”), the representative of the underwriters of the Initial Public Offering, at a price of $0.90 per warrant, generating gross proceeds of $6,341,500. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $14,274,591, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee and $474,591 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated February 9, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated February 9, 2026, among the Company, its directors and officers and Spring Valley Acquisition IV Sponsor, LLC. (1)
10.2	Investment Management Trust Agreement, dated February 9, 2026, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated February 9, 2026, among the Company and certain security holders. (1)
10.4	Private Placement Warrants Subscription Agreement, dated February 9, 2026, between the Company and Spring Valley Acquisition IV Sponsor, LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 9, 2026, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated February 9, 2026, between the Company and Clear Street LLC. (1)
10.7	Administrative Services Agreement, dated February 9, 2026, between the Company and Spring Valley Acquisition IV Sponsor, LLC. (1)
10.8	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-292884), filed with the SEC on January 22, 2026). (1)
10.9	Underwriting Agreement, dated February 9, 2026, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 13, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING VALLEY ACQUISITION CORP. IV

Date: May 14, 2026	By:	/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jeff Schramm
	Name:	Jeff Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)