Form 10-Q
period 2026-09-30
Spring Valley Acquisition Corp. IV
filed 2026-11-04
CIK 2098242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 4, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SPRING VALLEY ACQUISITION CORP. IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash equivalents	$842,941	$—
Prepaid expenses	21,615	25,000
Prepaid insurance	75,000	—
Total Current Assets	939,556	25,000
Investments held in Trust Account	235,092,899	—
Long-term prepaid insurance	25,000	—
Deferred offering costs	—	58,225
Total Assets	$236,057,455	$83,225

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$4,693	$36,561
Accrued offering costs	75,000	58,225
Promissory note - related party	—	10,420
Total Current Liabilities	79,693	105,206
Deferred underwriting fee payable	9,200,000	—
Total Liabilities	9,279,693	105,206

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.22 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	234,986,461	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(8,209,466)	(46,981)
Total Shareholders’ Deficit	(8,208,699)	(21,981)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,057,455	$83,225
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

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Formation, general, and administrative costs	$163,595	$516,072
Loss from operations	(163,595)	(516,072)

Other income:
Interest earned on investments held in Trust Account	2,128,763	5,248,906
Other income	2,128,763	5,248,906

Net income	$1,965,168	$4,732,834

Weighted average shares outstanding, Class A ordinary shares outstanding	23,000,000	19,533,088

Basic net income per share, Class A ordinary shares outstanding	$0.06	$0.17

Weighted average shares outstanding, Class A ordinary shares outstanding	23,000,000	19,533,088

Diluted net income per share, Class A ordinary shares outstanding	$0.06	$0.17

Weighted average shares outstanding, Class B ordinary shares outstanding (1)	7,666,667	7,515,932

Basic net income per share, Class B non-redeemable ordinary shares	$0.06	$0.17

Weighted average shares outstanding, Class B ordinary shares outstanding (1)	7,666,667	7,666,667

Diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.17
(1)

On February 11, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares(1)		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	—	$—	7,666,667	$767	$24,233	$(46,981)	$(21,981)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,418,692)	(8,930,205)	(17,348,897)

Sale of 7,046,111 Private Placement Warrants	—	—	—	—	6,341,500	—	6,341,500

Fair Value of Public Warrants at issuance	—	—	—	—	2,202,250	—	2,202,250

Allocated value of transaction costs to warrants	—	—	—	—	(149,291)	—	(149,291)

Net income	—	—	—	—	—	890,303	890,303

Balance as of March 31, 2026	—	—	7,666,667	767	—	(8,086,883)	(8,086,116)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,942,789)	(1,942,789)

Net income	—	—	—	—	—	1,877,363	1,877,363

Balance as of June 30, 2026	—	—	7,666,667	767	—	(8,152,309)	(8,151,542)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,022,325)	(2,022,325)

Net income	—	—	—	—	—	1,965,168	1,965,168

Balance as of September 30, 2026	—	$—	7,666,667	$767	$—	$(8,209,466)	$(8,208,699)
(1)

On February 11, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,732,834
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,248,906)
Payment of operation costs through promissory note	31,000
Changes in operating assets and liabilities:
Prepaid expenses	3,385
Accrued expenses	(31,868)
Prepaid insurance	(100,000)
Net cash used in operating activities	(613,555)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Cash withdrawn from Trust Account for working capital purposes	156,007
Net cash used in investing activities	(229,843,993)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placements Warrants	6,341,500
Repayment of promissory note – related party	(132,234)
Payment of offering costs	(308,777)
Net cash provided by financing activities	231,300,489

Net Change in Cash	842,941
Cash – Beginning of period	—
Cash – End of period	$842,941

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$90,814
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 9, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering on February 11, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a trust account (“Trust Account”) and invested or held in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 24 months after the closing of the Initial Public Offering or such earlier liquidation date as the Company’s board of directors may approve, or such later time as provided for in any amendment to the Company’s Amended and Restated Memorandum and Articles of Association (an “Extension Period”), subject to applicable law, the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Liquidity and Capital Resources

The Company’s liquidity needs up to February 11, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of September 30, 2026, the Company had $842,941 in cash and had working capital surplus of $859,863.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $0.90 per warrant. Such private warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 18, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and $842,941 and $0 cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. In contrast, when the investments held in Trust Account are comprised of money market funds, these are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2026, the assets held in the Trust Account were in money market funds.

The Company has the right to withdraw funds for working capital limited to up to 5% of the interest earned on the Trust Account annually. As of September 30, 2026 and December 31, 2025 the Company had $106,438 and $0 available for withdrawal and has withdrawn $156,007 and $0 from the Trust Account for working capital, respectively.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

FASB ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented and outstanding. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(2,202,250)
Class A ordinary shares issuance cost	(14,125,300)
Plus:
Remeasurement of carrying value to redemption value	17,348,897
Class A ordinary shares subject to possible redemption, March 31, 2026	231,021,347
Plus:
Remeasurement of carrying value to redemption value	1,942,789
Class A ordinary shares subject to possible redemption, June 30, 2026	232,964,136
Plus:
Remeasurement of carrying value to redemption value	2,022,325
Class A ordinary shares subject to possible redemption, September 30, 2026	$234,986,461

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except warrants (see Note 8).

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,750,000 Public Warrants and 7,046,111 Private Placement Warrants currently outstanding as of September 30, 2026. There were no Warrants outstanding as of December 31, 2025.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The Company has not considered the effect of the 12,796,111 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net income per share, since their exercise is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,473,876	$491,292	$3,417,753	$1,315,081
Denominator:
Weighted-average shares outstanding	23,000,000	7,666,667	19,533,088	7,515,932
Basic net income per share	$0.06	$0.06	$0.17	$0.17

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,473,876	$491,292	$3,398,812	$1,334,022
Denominator:
Weighted-average shares outstanding	23,000,000	7,666,667	19,533,088	7,666,667
Diluted net income per share	$0.06	$0.06	$0.17	$0.17

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on February 11, 2026, the Sponsor purchased 4,490,555 Private Placement Warrants at a price of $0.90 per warrant, generating gross proceeds of $4,041,500 in the aggregate. The underwriters purchased an aggregate of 2,555,556 Private Placement Warrants at a price of $0.90 per warrant, generating gross proceeds of $2,300,000 in the aggregate.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 27, 2025, the Sponsor and independent directors (“Initial Shareholders”) paid $25,000, or approximately $0.003 per share to cover certain of the Company’s offering and formation costs in exchange for 7,666,667 Class B ordinary shares (the “Founder Shares”) issued to the Initial Shareholders. The Sponsor holds 7,546,667 Founder Shares, and each of the three independent directors holds 40,000 Founder Shares. The Founder Shares were issued in connection with the formation of the Company, at which time the Company had not commenced substantive operations, had nominal assets and liabilities, and had not identified a prospective business combination target. Based on the facts and circumstances existing at the issuance date, management determined that the purchase price paid by the Sponsor approximated the fair value of the Founder Shares. Accordingly, no stock-based compensation expense, deemed dividend, or other charge was recognized in connection with the issuance of the Founder Shares.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.90 per warrant. As of September 30, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

Administrative Services Agreement

Commencing on February 9, 2026, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for office space and administrative support. The Company incurred $90,000 and $225,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2026, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering, and the Class A ordinary shares underlying such Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, (excluding the 23,000,000 and no shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,000,000 shares were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised so that the number of Founder Shares would equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 11, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

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

Warrants — As of September 30, 2026, there were 12,796,111 Warrants outstanding, including 5,750,000 of Public Warrants and 7,046,111 of Private Placement Warrants. As of December 31, 2025, there were no Warrants outstanding.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Redemption of Public Warrants — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$235,092,899	$—

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The fair value of the public warrants is $2,202,250 or approximately $0.38 per public warrant. The fair value of public warrants was determined using a Black-Scholes model and is considered a Level 3 measurement. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

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

	September 30,	December 31,
	2026	2025
Investments held in Trust Account	$235,092,899	$—
Cash equivalents	$842,941	$—

	For the Three Months	For the Nine Months
	Ended September 30, 2026	Ended September 30, 2026
Formation, general and administrative costs	$163,595	$516,072
Interest earned on investments held in Trust Account	$2,128,763	$5,248,906

SPRING VALLEY ACQUISITION CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews general and administrative fees to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative fees to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative fees reported on the unaudited condensed statements of operations are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date, up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events and performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,965,168, which consists of formation, general and administrative costs of $163,595, offset by interest income on investments held in the Trust Account of $2,128,763.

For the nine months ended September 30, 2026, we had a net income of $4,732,834, which consists of formation, general and administrative costs of $516,072, offset by interest income on investments held in the Trust Account of $5,248,906.

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

Following the Initial Public Offering, exercise of over-allotment option in full, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $14,274,591, consisting of $4,600,000 cash underwriting fee, $9,200,000 of deferred underwriting fee and $474,591 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $613,555. Net income of $4,732,834 was affected by interest earned on investments held in the Trust Account of $5,248,906 and payment of operation costs through promissory note of $31,000. Changes in operating assets and liabilities used $128,483 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $235,092,899 (including approximately $5,092,899 of interest income) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The Company has the right to withdraw funds for working capital limited to up to 5% of the interest earned on the Trust Account annually. As of September 30, 2026 and December 31, 2025 the Company had $106,438 and $0 available for withdrawal and has withdrawn $156,007 and $0 from the Trust Account for working capital, respectively.

As of September 30, 2026, we had cash of $842,941. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $0.90 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the following:

Commencing on February 9, 2026, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $30,000 per month for office space and administrative support. The Company incurred $90,000 and $225,000 in such fees included as general and administrative expenses on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2026, respectively.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the fair value of the Public Warrants as of the Initial Public Offering, in which the Company used a third party valuation expert. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 7,046,111 Private Placement Warrants to the Sponsor and to Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), and Clear Street LLC (“Clear Street”), the representative of the underwriters of the Initial Public Offering, at a price of $0.90 per warrant, generating gross proceeds of $6,341,500. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable 30 days after the completion of a Business Combination and, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement warrants, an aggregate of $230,000,000 was placed in the Trust Account.

We incurred a total of $14,274,591, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee and $474,591 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SPRING VALLEY ACQUISITION CORP. IV

Date: November 4, 2026	By:	/s/ Christopher Sorrells
	Name:	Christopher Sorrells
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Jeff Schramm
	Name:	Jeff Schramm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)